Form 10-Q
period 1996-03-31
INSTENT INC
filed 1996-05-15
CIK 943565

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                            -----------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                         COMMISSION FILE NUMBER 0-26204

                            --------------------

                                  INSTENT INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                            (State of incorporation)

                                   22-3104528
                    (I.R.S. employer identification number)

                6271 BURY DRIVE, EDEN PRAIRIE, MINNESOTA  55346
   (Address, including zip code, of registrant's principal executive offices)

                                 (612) 937-0322
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X                                        No
          ------                                         ------

At May 10, 1996, there were 10,037,427 shares of the registrant's Common Stock, $.01 par value outstanding.

                                  INSTENT INC.

                                   FORM 10-Q

                       THREE MONTHS ENDED MARCH 31, 1996


                                     INDEX



                                                                                          Page No.
PART I.            FINANCIAL INFORMATION:
    Item 1.        Combined Consolidated Financial Statements ......................        3
                    Condensed Consolidated Balance Sheets ..........................        4
                    Condensed Consolidated Statements of Operations ................        5
                    Condensed Consolidated Statements of Cash Flows ................        6
                    Notes to Condensed Consolidated Financial Statements ...........      7-8

    Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .............................     9-10

PART II.          OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K .................................       11

Signatures .........................................................................       12

PART I.  FINANCIAL INFORMATION

ITEM 1.  COMBINED CONSOLIDATED FINANCIAL STATEMENTS
- - -------  ------------------------------------------


The consolidated Financial Statements and Supplementary data of the Company begin on page 4 of this Report.

                                 InStent Inc.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share data)


                                               MARCH 31, 1996             DECEMBER 31, 1995
                                                (unaudited)                   (audited)
                                               --------------             -----------------
ASSETS

Current assets
   Cash and cash equivalents                        $ 35,933                     $ 23,494
   Short term investments                              5,164                       19,072
   Receivables
        Trade                                          1,280                          974
        Interest receivable                              157                          134
   Inventory
        Finished goods                                     3                           79
        Raw materials and assemblies                      60                           83
   Prepaid assets and other current assets               351                          346
                                               --------------             -----------------
        Total current assets                          42,948                       44,182
Other assets
   Equipment and fixtures                                826                          451
   Intangible assets                                     125                          131
                                               --------------             -----------------
                                                    $ 43,899                     $ 44,764
                                               ==============             =================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                 $    506                     $    544
   Other current liabilities                             387                          294
                                               --------------             -----------------
        Total current liabilities                        893                          838
                                               --------------             -----------------

Shareholders' equity
   Common stock, par value $.01 per share;
    25,000,000 shares authorized,
    10,026,360 and 10,016,560 issued
    and outstanding, for the respective
    periods                                             100                          100
   Additional paid-in capital                        51,706                       51,686
   Accumulated deficit                               (8,800)                      (7,849)
   Cumulative translation adjustment                      -                          (11)
                                               --------------             -----------------
        Total shareholders' equity                    43,006                       43,926
                                               --------------             -----------------
                                                    $ 43,899                     $ 44,764
                                               ==============             =================


See accompanying notes.

                                  InStent Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                     1996                1995
                                                  --------            ---------
Revenue                                           $ 1,004             $   422
Cost of goods sold                                    354                 165
                                                  --------            ---------
    Gross profit                                      650                 257
                                                  --------            ---------
Operating expenses
    Selling, general & administrative               1,022                 434
    Research & development                            889                 251
    Expenses related to proposed merger               245                   -
                                                  --------            ---------
        Total operating expenses                    2,156                 685
                                                  --------            ---------
            Loss from operations                   (1,506)               (428)
Other income, net                                     570                   5
                                                  --------            ---------
    Loss before income taxes                         (936)               (423)
Income taxes                                           15                   -
                                                  --------            ---------
        Net loss                                  $  (951)            $  (423)
                                                  ========            =========


Net loss per share                                $ (0.09)            $ (0.07)
Weighted average number of shares used in
    computing net loss per share                   10,020               6,234



See accompanying notes.

                                  InStent Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                         Three Months Ended March 31,
                                                      -------------------------------
                                                         1996                  1995
                                                      ---------              --------
Operating activities:
    Net loss                                          $   (951)               $ (423)
    Depreciation and amortization                           70                    19
    Stock options recognized as compensation                 2                    55
    Changes in operating assets and liabilities           (180)                 (184)
                                                       -------                ------
        Net cash flows used by operating activities     (1,059)                 (533)
                                                       -------                ------

Investing activities:
    Purchase of equipment and fixtures                    (437)                  (33)
    Net redemption of short-term investments            13,908                     -
    Other investing activities                              (2)                    -
                                                       -------                ------
        Net cash provided by investing activities       13,469                   (33)
                                                       -------                ------


Financing activities:
    Net proceeds from issuances of stock                    18                 1,100
                                                       -------                ------
        Net cash provided (used) by financing
         activities                                         18                 1,100
                                                       -------                ------

Effect of exchange rate changes on cash                     11                     1
                                                       -------                ------
Increase in cash and cash equivalents                   12,439                   535

Cash and cash equivalents:
    Beginning of period                                 23,494                   729
                                                       -------                ------
    End of period                                      $35,933                $1,264
                                                       =======                ======



See accompanying notes.

                                  INSTENT INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



   The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring adjustments) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1995. The results of operations for periods ended March 31 are not necessarily indicative of the results of operations for a full year.

   1. Cash, cash equivalents and short-term investments

      The Company's investments are carried at cost, which approximates market, and are as follows:

                                                  March 31, 1996
                                                  --------------
U.S. Treasury Notes                               $  5,186,000
Commercial Paper and Corporate Bonds                34,678,000
Other                                                1,233,000
                                                  ------------
  Total cash, cash equivalents
    and short-term investments                    $ 41,097,000
                                                  ============






      Investments are interest-bearing, investment grade securities with remaining maturities ranging from thirty to ninety days.

   2. Receivable, Trade

      The allowance for doubtful accounts was $50,000 at both March 31, 1996 and December 31, 1995.

   3. Equipment and fixtures

      Accumulated depreciation was $264,000 and $201,000 at March 31, 1996 and December 31, 1995, respectively.

   4. Intangible assets

      Accumulated amortization was $90,000 and $83,000 at March 31, 1996 and December 31, 1995, respectively.

   5. Significant Events

      A three-year exclusive distribution agreement was signed January 9, 1996 with C.R. Bard, Inc. to distribute the Company's EsophaCoil esophageal stents and EndoCoil biliary stents in the United States.

      On March 22, 1996, InStent entered into a merger agreement with Medtronic, Inc., pursuant to which InStent shareholders will receive
      0.3833 shares of Medtronic common stock for each share of InStent common stock. Outstanding options exercisable for InStent common stock will be exercisable for Medtronic common stock at the same conversion ratio. The Merger Agreement calls for a pooling of interests transaction. Consummation of the Merger is subject to customary conditions, including registration with the Securities and Exchange Commission, approval of InStent's shareholders and receipt of Hart-Scott-Rodino approvals. The Company's principal shareholders, directors, executive officers and certain of their family members, who in the aggregate own approximately 38% of the Company's outstanding common stock, have agreed to vote their shares for the Merger. During the three months ended March 31, 1996, the Company expensed $245,000 related to this proposed merger.

      Subsequent to the execution of the Merger Agreement, the Company and Medtronic also executed a five-year Distribution Agreement, dated as of March 27, 1996, pursuant to which the Company appointed Medtronic its exclusive worldwide distributor of coronary and carotid stent products. This agreement is not contingent upon the consummation of the Merger.

                                  INSTENT INC.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     InStent Inc. ("InStent" or the "Company") designs, develops, manufactures and markets a variety of highly-specialized stents for a broad range of medical indications. InStent's stents are designed to hold open passageways in the body, such as the arterial vasculature, the esophagus, bile duct and male urethra, that may have closed or become obstructed as a result of aging, disease or trauma. To date, InStent has focused its product development efforts on the coronary, vascular, carotid, esophageal, biliary, and urology markets to treat obstructions due to atherosclerosis, cancerous tumor ingrowth, fibrous tissue formation, and benign prostatic hypertrophy ("BPH"). InStent believes these are the primary markets for application of stent technology. Stents are increasingly being used as an alternative or adjunct to many surgical and minimally-invasive procedures or drug therapies.

     InStent's stents include self-expanding, nitinol (nickel-titanium alloy) wire coils that are inserted into the body non-surgically via InStent's patented, catheter-based stent delivery systems. InStent also is developing a series of balloon expandable stents. Once placed, stents exert radial force against the walls of passageways to enable the passageways to remain open and functional. InStent manufactures stents with differing flexibilities and radial forces and in a variety of shapes and sizes to treat specific medical indications, ranging from relatively rigid esophageal stents that resist tumor ingrowth to more pliant urethral, coronary and vascular stents that must conform to delicate and intricate anatomy. The combination of InStent's stents and delivery systems enables the accurate, non-surgical placement of a variety of stents at multiple sites within the body.


RESULTS OF OPERATIONS

     Revenue. For the first quarter of 1996, revenue increased 138% to $1,004,000, compared to the first quarter of 1995 revenue of $422,000. The first quarter increase was due to a 100% increase in unit sales complemented by
a 19% increase in the average selling price.   Two-thirds of the increase in
sales volume was the result of an increase in domestic sales, made possible by both FDA clearances to market two of the company's products domestically and the Bard Distribution Agreement. A change in product mix contributed to the increased average selling price as sales shifted from the lower priced urology products to the higher price esophageal and biliary products.

     Gross Profit. Gross margins improved from 61% in the first quarter of 1995 to 65% in the first quarter of 1996. The improved margins were generated by the higher average selling prices, offset slightly by the change in product mix to products with a greater average product cost. The increase in sales volume resulted in improved production efficiencies causing overall product costs to decline.

     Operating Expenses. Operating expenses increased 176% in the first quarter of 1996, excluding expenses related to the proposed merger, to $1,911,000, compared to $685,000 in the first quarter of 1995. Selling, general and administrative expenses increased 135%, proportionate with the increase in sales, due to expenses incurred to support the Company's growth as well as costs associated with being a public company. Research and development expenses increased 254% to $889,000 for the first quarter of 1996 due to the acceleration of new product development, particularly a balloon expandable stent, and work related to U.S. FDA Investigational Device Exemption submissions.

     Other Income. Other income, which consists primarily of interest income, increased in the first quarter of 1996 to $570,000 from $5,000 for the first quarter of 1995, due to significantly higher cash and investment balances as a result of proceeds from the Company's initial public offering which closed on July 5, 1995.

     Net Loss. The Company recorded a net loss of $951,000 in the first quarter of 1996, compared to a net loss of $423,000 for the first quarter of 1995. Although the gross margins improved with the increased average selling prices, the acceleration of new product development and product introductions were greater, creating a larger loss in the first quarter of 1996 than the comparable period in 1995, excluding the first quarter 1996 expenses related to the proposed merger.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operations for the first quarter of 1996 of $1,059,000 was primarily due to the net loss, increase in trade receivables and decrease in current liabilities. The Company believes that the net proceeds from its initial public offering in 1995, and cash flows from current product sales will be sufficient to fund its operations and planned new product development for the foreseeable future.

     Capital expenditures of $437,000 for the first quarter were to support production for the increased sales volume and additional research and development activities.

     The Company's exposure to foreign currency fluctuations has been limited to-date since the Company's sales have been denominated in U.S. currency and because neither of the Company's international subsidiaries have had significant assets.

     As of March 31, 1996, the Company had no outstanding debt. Working capital at the end of the first quarter of 1996 decreased slightly to $42,055,000 primarily due to the accelerated spending in support of new products, compared to $1,699,000 at March 31, 1995.


OUTLOOK

     Although the Company currently markets five stents internationally, to-date only the EsophaCoil esophageal and EndoCoil biliary product lines are cleared to market in the United States. The Company will incur substantial clinical research and other costs in connection with obtaining regulatory approvals for its products in the United States. The Company expects to continue to incur losses until at least such time, if ever, as its products achieve broader market acceptance internationally and domestically and as it receives additional regulatory approvals to market a broad line of its products in the more significant geographic markets. The Company's longer-term prospects are highly dependent on successful development, timely receipt of regulatory approvals and market acceptance of the Company's products.

                                  INSTENT INC.

                               INDEX TO EXHIBITS


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- - --------  --------------------------------


          a.   Exhibits

                EXHIBIT
                NUMBER
                -------

                2 Agreement and Plan of Reorganization dated as of March 22, 1996, by and among Medtronic, Inc., InStent Inc. and Merger Subsidiary.

                10.1 Distribution Agreement dated March 27, 1996, by and between Medtronic, Inc. and InStent Inc.

                10.2 Distribution Agreement dated January 9, 1996, by and between C.R. Bard, Inc. and InStent Inc.

                10.3 Second Amendment to Assignment Agreement dated as of March 22, 1996, by and among Dr. Daniel Yachia, Dr. Mordechay Beyar, Dr. Rafael Beyar, Modern Therapeutic Modalities, Ltd., a corporation organized and formed under the laws of Israel, Lewis C. Pell, Katsumi Oneda, Warren Bielke and InStent Inc.

                10.4   Form of Change of Control Agreement

                27     Financial Data Schedule

          b. Reports on From 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  INSTENT INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           InStent Inc.
                                           ------------

Date:  May 10, 1996                        /s/ Warren Bielke
                                           -------------------------------------

                                           Warren Bielke
                                           President and Chief Executive Officer


Date:  May 10, 1996                        /s/ Sven Wehrwein
                                           -------------------------------------

                                           Sven Wehrwein
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Official)